Form 10-K
JP MORGAN CHASE COM MORT SEC CORP PASS THR CERT SE 2003 C1
filed 2004-03-30
CIK 1223146

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number: 333-85954-07


        JP Morgan Chase Commercial Mortgage Securities Corp.
        Commercial Mortgage Pass-Through Certificates
        Series 2003-C1

     (Exact name of registrant as specified in its charter)


                                                    54-6535290
                                                    54-2105547
                                                    54-2105545
        New York                                    54-2105546
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.



  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.



                        PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                           20
             Class A-2                           25
             Class B                              5
             Class C                              3
             Class CM-1                           3
             Class CM-2                           3
             Class CM-3                           4
             Class D                              6
             Class E                              4
             Class F                              6
             Class G                              4
             Class H                              4
             Class J                              6
             Class K                              5
             Class L                              4
             Class LR                             1
             Class M                              3
             Class N                              3
             Class NR                             3
             Class P                              3
             Class R                              1
             Class R-1                            1
             Class S                              1
             Class X-1                            9
             Class X-2                            8

             Total:                             135


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.




                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.






                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification


     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>



     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 27, 2003, November 21, 2003, and December 18, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.




  <F1> Filed herewith.





                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     JP Morgan Chase Commercial Mortgage Securities Corp.
     Commercial Mortgage Pass-Through Certificates
     Series 2003-C1
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Trustee


  By:     Beth Belfield, Assistant Vice President

  By: /s/ Beth Belfield, Assistant Vice President

  Dated: March 30, 2004




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



Exhibit Index


  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

     JP Morgan Chase Commercial Mortgage Securities Corp.
     Commercial Mortgage Pass-Through Certificates
     Series 2003-C1 (the "Trust")


  I, Steven Z. Schwartz, the President and the Chief Executive Officer of J.P. Morgan Chase Commercial Mortgage Securities Corp., the depositor into the above-refernced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer and special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. The annual report discloses all significant deficiencies relating to the servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     GMAC Commercial Mortgage Corp., Wachovia Bank, National Association, and Wells Fargo Bank Minnesota, N.A.

     March 26, 2004

     /s/ Steven Z. Schwartz,
     Signature

     President and Chief Executive Officer
     J.P. Morgan Chase Commercial Mortgage Securities Corp.





Ex. 99.1(a)


PRICEWATERHOUSECOOPERS (Logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Mortgage
Corporation:

We have examined management's assertion, dated February 23, 2004, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum servicing policy ("Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of and for the year ended December 31, 2003 included in the accompanying management assertion
(see Exhibit I). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

February 23, 2004





Ex. 99.1(b)

KPMG   (logo)

KPMG LLP
Suite 2300
401 South Tryon Street
Three First Union Center
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:

We have examined management's assertion, included in the accompanying report, that the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2004

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member of KPMG international, a Swiss cooperative.





Ex. 99.2(a)

GMAC Commercial Mortgage
200 Witmer Road
Horsham, PA 19044
Tel. 215-328-4622
Fax  215-328-1316

Exhibit I

Management's Assertion Concerning Compliance with Company Servicing Policy

February 23, 2004

As of and for the year ended December 31, 2003, GMAC Commercial Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Company's Servicing Policy (attached in Exhibit II), which were derived by management from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except that with respect to the requirements to maintain borrower funds in appropriate custodia1 accounts in trust for investors in accordance with applicable servicing agreement requirements, the Company did not in 2003 timely transfer reserve account ba1ances for 550 Company originated loans. Such reserve account ba1ances, which tota1ed $85 million at September 30, 2003, were recorded and reconciled at a loan-level. In the fourth quarter of 2003, the reserve funds were transferred to appropriate custodial bank accounts and existing mitigating and detective controls were enhanced so that, consistent with Company policy, upon loan sale all escrow funds, including reserve funds, are timely transferred to appropriate custodial bank accounts as required in applicable servicing agreements.


As of December 31, 2003, the Company was covered by various General Motors Corporation insurance policies providing for $125 million of fidelity bond insurance and $l0O million of errors and omissions insurance.

/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President Global Servicing

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION MINIMUM SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

.. be mathematically accurate;

.. be prepared within forty-five (45) calendar days after the cutoff date;

.. be reviewed and approved by someone other than the person who prepared the reconciliation; and

.. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of identification.

2. Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a mortgagor's account and an advance is specified in the Investor's Servicing Agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments which are properly identified with the Company's account number and which agree to the total amount of the scheduled payment due shall be deposited into the clearing bank accounts and related custodial bank accounts within two business days of receipt. Any mortgage payments which do not meet these parameters will be researched and deposited into the appropriate bank accounts within five business days of receipt.

Exhibit II

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments for those loans that are escrowed shall be made on or before the penalty or insurance policy expirations date, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates, and the mortgagor has agreed with the amounts due.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.

Exhibit II

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loans shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts, if required by the mortgage documents, shall be paid, or credited, to mortgagors in accordance with the borrower agreements.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary.

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.





Ex. 99.2(b)

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

Wachovia Securities (logo)

Management Assertion

As of and for the year ended December 31,2003, the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.l., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.


/s/ Alan Kronovet                       3/10/04
Alan Kronovet                           Date
Director/Vice President
Wachovia National Bank


/s/ Steven Johnson                      3/10/04
Steven Johnson                          Date
Director
Wachovia National Bank





Ex. 99.3(a)

GMAC
Commercial Mortgage
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949


J.P. Morgan Chase Commercial Mortgage Sec. Corporation
Series JPMC 2003-Cl

Annual Statement as to Compliance
For Period of March 28 through December 31, 2003


Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:


(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during March 28 through December 31, 2003, and of its performance under this Agreement, has been made under my supervision.

(ii) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by it and has fulfilled in all material respects its obligations under this Agreement throughout such period. However, during the period of March 28 through December 31, 2003, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iii) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.






BY: /s/ Michele Heisler
Date: 3-16-04

Michele Heisler
Vice President, GMAC Commercial Mortgage Corporation





Ex. 99.3(b)

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

(logo) WACHOVIA SECURITIES


OFFICER'S CERTIFICATE

        Reference is hereby made to that certain Pooling and Servicing Agreement dated as of March 28, 2003, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wachovia Bank National Association, as
Servicer, Lend Lease Asset Management, L.P., as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2003-C1 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

         Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Servicer, do hereby certify that:

1. A review of the activities of the Servicer during the period from March 28, 2003 through December 31, 2003 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period March 28, 2003 through December 31, 2003; and

3. The Master Servicer has received no notice regarding qualification, or challenging the status, of the Loan REMIC, the Lower-Tier REMIC or the Upper-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.

         IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 12th day of March 2004.

/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            8,438,328.76          8,945,812.05                 0.00             258,054,187.95
   A-2                           22,251,058.47                  0.00                 0.00             595,147,000.00
   B                              1,325,973.78                  0.00                 0.00              34,700,000.00
   C                                411,079.41                  0.00                 0.00              10,676,000.00
   CM-1                              97,059.31             19,004.64                 0.00               2,296,877.36
   CM-2                             183,145.13             34,951.63                 0.00               4,224,209.38
   CM-3                             664,476.64            117,870.59                 0.00              14,245,692.40
   D                              1,247,287.14                  0.00                 0.00              32,031,000.00
   E                                582,208.83                  0.00                 0.00              14,680,000.00
   F                                752,280.42                  0.00                 0.00              17,350,000.00
   G                                765,292.92                  0.00                 0.00              17,350,000.00
   H                                561,593.54                  0.00                 0.00              12,011,000.00
   J                                610,171.47                  0.00                 0.00              16,015,000.00
   K                                406,793.70                  0.00                 0.00              10,677,000.00
   L                                254,241.27                  0.00                 0.00               6,673,000.00
   LR                                     0.00                  0.00                 0.00                       0.00
   M                                305,066.70                  0.00                 0.00               8,007,000.00
   N                                152,552.43                  0.00                 0.00               4,004,000.00
   NR                               745,894.83                  0.00                 0.00              19,577,293.00
   P                                 67,665.60                  0.00                 0.00               1,776,000.00
   R                                      0.00                  0.00                 0.00                       0.00
   S                                      0.00                  0.00                 0.00                       0.00
   X-1                            1,811,624.28                  0.00                 0.00                       0.00
   X-2                            9,229,107.33                  0.00                 0.00                       0.00